Form 10-K405
period 1997-12-31
CONTIMORTGAGE HOME EQUITY TURST 1997 4
filed 1998-03-31
CIK 1045372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________.

                        Commission File number 33-319427

                   ContiMortgage Home Equity Loan Trust 1997-4
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                      16-1537547
                                                      16-1537548
                      New York                        16-1537550
          ------------------------------         -------------------
          (State of other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                       14240-2599
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589
                                                         ----------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:            Name of each exchange on which registered:
         None                                      None
   --------------------            ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:
                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-4
                                      INDEX
                                                                            Page
                                                                            ----

PART 1 ....................................................................    3
      ITEM 1  - Business ..................................................    3
      ITEM 2  - Properties ................................................    3
      ITEM 3  - Legal Proceedings .........................................    3
      ITEM 4  - Submission of Matters to a Vote of Security Holders .......    3

PART II ...................................................................    3
      ITEM 5  - Market for Registrant's Common Stock and
                Related Stockholder Matters ...............................    3
      ITEM 6  - Selected Financial Data ...................................    3
      ITEM 7  - Management's Discussion and Analysis of
                Financial Condition and Results of Operations .............    4
      ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk     4
      ITEM 8  - Financial Statements and Supplementary Data ...............    4
      ITEM 9  - Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ....................    4

PART III ..................................................................    4
      ITEM 10 - Directors and Executive Officers of the Registrant ........    4
      ITEM 11 - Executive Compensation ....................................    4
      ITEM 12 - Security Ownership of Certain Beneficial
                Owners and Management .....................................    4
      ITEM 13 - Certain Relationships and Related Transactions ............   12

PART IV ...................................................................   12
      ITEM 14 - Exhibits, Financial Statement Schedules and
                Reports on Form 8-K .......................................   12

SIGNATURES ................................................................   14
INDEX TO EXHIBITS .........................................................   15

                                     PART I

ITEM 1 - Business

      Not Applicable.

ITEM 2 - Properties

      Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1997-4 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated September 1, 1997, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholder Matters

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class B Certificates and Class 7-IO Certificate issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 6, 1998, there were 18 holders of the Class A-1 Certificates, 11 holders of the Class A-2 Certificates, 19 holders of the Class A-3 Certificates, 6 holders of the Class A-4 Certificates, 15 holders of the Class A-5 Certificates, 11 holders of the Class A-6 Certificates, 10 holders of the Class A-7 Certificates, 5 holders of the Class A-8 Certificate, 15 holders of the Class A-9 Certificates, 2 holders of the Class B Certificates and 11 holders of the Class A-7IO Certificates.

ITEM 6 - Selected Financial Data

      Not applicable.

ITEM 7 - Management's Discussion and Analysis of financial Condition and Results of Operations

      Not applicable.

ITEM 7A- Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1997 was $1,983,097.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 - Directors and Executive Officers of the Registrant

      Not applicable.

ITEM 11 - Executive Compensation

      Not applicable.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                        Amount Owned
               Name and Address              All Dollar Amounts Are in Thousands
                                                          Principal      Percent
                                                          ---------      -------

Class A-1 Certificates

Boston Safe Deposit and Trust Company                       $70,270       29.90%
C/O Mellon Bank N.A
Three Mellon Bank  Center,  Rm 153-3015
Pittsburgh,  PA  15259

Comerica Bank                                                15,000        6.38
Detroit, MI  48275-3530

Northern Trust Company                                       14,000        5.96
801 S. Canal C-IN
Chicago, Il 60607

PNC Bank, NA                                                 36,000       15.32
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

SSB-Custodian                                                64,975       27.65
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA 02105-1631


Class A-2 Certificates

Chase Manhattan Bank                                        $86,500       52.11%
4 New York Plaza
13th Floor
New York, NY 10004

Norwest Bank Minnesota, NA                                   14,000        8.43
733 Marquette Avenue
Minneapolis, MN  55479-0056

PNC Bank, NA                                                  9,000        5.42
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia,  PA  19103

Republic National Bank of New York                           13,000        7.83

Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

SSB Custodian                                                24,500       14.76
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631


Class A-3 Certificates

Bank of New York                                            $40,260       13.11%
925 Patterson Plank Rd
Secaucus, NJ  07094

Bankers Trust Company                                        52,940       17.24
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan                                              95,115       30.98
4 New York Plaza
13th Floor
New York, NY 10004

Corestates Bank, N.A                                         23,845        7.77
P.O. Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106-7618

Merrill Lynch, Pierce, Fenner & Smith, Inc.                  20,000        6.52
Debt Sec
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

SSB Custodian                                                29,345        9.56
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-4 Certificates

Bank of New York                                            $ 6,000        6.00%
925 Patterson Plank Rd
Secaucus, NJ  07094

Bank One Trust Company N.A                                   63,650       63.65
Public Employee Retirement
277 East Town Street
Columbus, OH  43215

Chase Manhattan Bank                                         15,000       15.00
4 New York Plaza
13th Floor
New York, NY  10004

First Union National Bank                                     5,350        5.35
401 South Tryon Street
Charlotte, NC  28288

Mercantile Bank of St. Louis                                  8,000        8.00
National Association Bond
P.O. Box 349
St. Louis, MO  63166


Class A-5 Certificates

Boston Safe Deposit & Trust Co.                             $52,950       40.11%
c/o Mellon Bank N.A
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                          8,750        6.63
4 New York Plaza
13th Floor
New York, NY 10004

Comerica Bank                                                12,800        9.70
Detroit, MI  48275-3530

PNC  Bank, NA                                                11,900        9.02
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA  19103

SSB-Custodian                                                28,350       21.48
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-6 Certificates

Bank of New York                                            $ 5,850       15.00%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                         7,900       20.26
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                                          8,000       20.51
4 New York Plaza
13th Floor
New York, NY  10004

Corestates Bank, N.A                                          2,000        5.13
P.O. Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106-7618

First Union National Bank                                     2,550        6.54
401 South Tryon Street
Charlotte, NC  28288

Northern Trust Company                                        7,700       19.74
801 S. Canal C-IN
Chicago, IL  60607

SSB-Custodian                                                 3,000        7.69
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631


Class A-7 Certificates

Bank of New York                                            $17,400       18.27%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                         7,000        7.35
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Citibank                                                     10,000       10.50
P.O. Box 30576
Tampa, FL  33630-3576

Merrill Lynch, Pierce, Fenner & Smith, Inc.                  25,000       26.25
Debt Securities
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

Norwest Bank Minnesota, NA                                    6,000        6.30
733 Marquette Avenue
Minneapolis, MN  55479-0056

Northern Trust Company                                        9,000        9.45
801 S. Canal C-IN
Chicago, IL  60607

SSB-Custodian                                                19,750       20.74
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-8 Certificates

Bear Stearns Securities Corp.                               $12,000        8.73%
One Metrotech Center North
4th Floor
Brooklyn, NY  11201-3862

Chase Manhattan Bank                                         12,000        8.73
4 New York Plaza
13th Floor
New York, NY  10004

Daiwa Securities America Inc.                                24,000       17.45
Financial Square
32 Old Slip, 14th Floor
New York, NY  10005

Merrill Lynch, Pierce Fenner & Smith                         66,026       48.02
Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

Merrill Lynch, Pierce Fenner & Smith , Inc.                  23,474       17.07
Debt Securities
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

Class A-9 Certificates

Bankers Trust Company                                       $40,000       14.95%
C/O Bt Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Firststar Trust Company                                      25,000        9.35
777 E. Wisconsin Avenue
Milwaukee, WI  53202

Lewco Securities Corp.                                       25,900        9.68
34 Exchange Pl. Plaza, 4th Floor
Jersey City, NJ  07311-3988

LBI-Lehman Government Securities Inc.                        25,000        9.35
200 Vesey Street
New York, NY  10285

Merrill Lynch, Pierce Fenner & Smith                         87,050       32.54
Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

Class B Certificates

Boston Safe Deposit and Trust Company                       $30,000       65.57%
C/O Mellon Bank, N.A
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Northern Trust Company                                       15,750       34.43
801 S. Canal C-IN
Chicago, IL  60607


Class A-7-IO

Bankers Trust Company                                       $ 9,250(1)     9.71%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                        13,000(1)    13.65
C/O Mellon Bank N.A
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan                                              20,000(1)    21.00
4 New York Plaza
13th Floor
New York, NY  10004

Citibank                                                     20,250(1)    21.26
P.O. Box 30576
Tampa, FL  33630-3576

Fiduciary SSB                                                 9,000(1)     9.45
108 Myrtle Street
Newport Office Bldg
N. Quincy, MA  02171

First Union Bank National Bank                               10,000(1)    10.51
401 South Tryon Street
Charlotte, NC  28288

Northern Trust Company                                        5,000(1)     5.25
801 S. Canal  C-IN
Chicago, IL  60607

First Bank  NA                                                5,000(1)     5.25
C/O Ice Proxy Services
71 Executive Blvd
Farmingdale, NY  11735

(1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 - Certain Relationships and Related Transactions

      None

                                     PART IV

ITEM 14 -   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)   The following documents are filed as part of this report:

      1.    Financial Statements:

            Not applicable.

      2.    Financial Statement Schedules:

            Not applicable.

      3.    Exhibits:

              Exhibit No.                            Description
              -----------                            -----------
                 99.1                   Statement of Compliance of the
                                        Servicer.

                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.

b)    Reports on Form 8-K.

3 reports on Form 8-K has been filed by the Issuer during the period covered by this report.

Date of Report on Form 8-K              Items Reported/Financial
                                              Statements Filed


November 15, 1997                       Trustee's Monthly Report for the
                                        October Monthly Period.
Decemeber  15, 1997                     Trustee's Monthly Report for the
                                        November Monthly Period.
January 15, 1997                        Trustee's Monthly Report for the
                                        December.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By:   CONTISECURITIES ASSET FUNDING CORP.,
                                    AS DEPOSITOR


                                    By:   /s/ Peter Abeles
                                          -----------------------------
                                    Name:  Peter Abeles
                                    Title: President

                                    By:   /s/ Robert Riedl
                                          -----------------------------
                                    Name:  Robert Riedl
                                    Title: Vice President, Secretary & Treasurer

Date:  March 31, 1998

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


              Exhibit No.                            Description
                 99.1                   Statement of Compliance of the
                                        Servicer.
                 99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.
                 99.3                   Annual compilation of Monthly
                                        Trustee's Statement.